Form 10-Q
period 2022-03-31
HCM Acquisition Corp
filed 2022-05-16
CIK 1845368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41241

HCM ACQUISITION CORP
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1581263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place, Suite 330
Stamford, CT 06902
(Address of principal executive offices)

(203) 930-2200
(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

 HCM ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17
Part III. Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,189,809	$158
Prepaid expenses	250,541	—
Total Current Assets	1,440,350	158
Prepaid expenses - Long Term	140,812	—
Deferred offering costs	—	341,864
Cash marketable securities held in trust account	293,357,945	—
Total Assets	$294,939,107	$342,022

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$286,389	$—
Accrued offering costs	88,589	124,308
Promissory note – related party	—	208,500
Total current liabilities	374,978	332,808

Warrant liabilities	5,475,000	—
Deferred underwriting fee payable	15,125,000	—
Total Liabilities	20,974,978	332,808

CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION
Class A ordinary shares subject to possible redemption; 28,750,000 and 0 shares issued and outstanding at redemption value at March 31, 2022 and December 31, 2021, respectively	293,250,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 28,750,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(19,286,877)	(15,786)
Total Shareholders’ (Deficit) Equity	(19,285,871)	9,214
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ (Deficit) Equity	$294,939,107	$342,022

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 5, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$406,424	$12,500
Loss from operations	(406,424)	(12,500)

Other income (expense):
Interest earned on marketable securities held in Trust Account	95,502	—
Unrealized gain on marketable securities held in Trust Account	12,443	—
Change in fair value of warrant liabilities	7,938,750	—
Transaction cost incurred in connection with Initial Public Offering	(536,190)	—
Other income, net	7,510,505	—

Net income (loss)	$7,104,081	$(12,500)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,763,889	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.23	$0.00

Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,697,917	8,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.23	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2022	10,062,500	$1,006	$23,994	$(15,786)	$9,214

Cash in excess of fair value of Private Placement Warrants	—	—	6,630,000	—	6,630,000

Accretion for Class A ordinary shares to redemption amount	—	—	(6,653,994)	(26,375,172)	(33,029,166)

Net income	—	—	—	7,104,081	7,104,081

Balance — March 31, 2022	10,062,500	$1,006	$—	$(19,286,877)	$(19,285,871)

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) TO MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance — February 5, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary share to Sponsor	10,062,500	1,006	23,994	—	25,000

Net loss	—	—	—	(12,500)	(12,500)

Balance — March 31, 2021	10,062,500	$1,006	$23,994	$(12,500)	$12,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 5, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,104,081	$(12,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on marketable securities held in Trust Account	(95,502)	—
Unrealized (gain) on marketable securities held in Trust Account	(12,443)	—
Change in fair value of warrant liabilities	(7,938,750)	—
Transaction cost incurred in connection with IPO	536,190	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(391,353)	—
Accrued expenses	286,389	—
Net cash used in operating activities	(511,388)	(7,500)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(293,250,000)	—
Net cash used in investing activities	(293,250,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placements Warrants	13,000,000	—
Proceeds from promissory note - related party	41,615	127,500
Repayment of promissory note – related party	(250,115)	—
Payment of offering costs	(340,461)	(117,516)
Net cash provided by financing activities	294,951,039	9,984

Net Change in Cash	1,189,651	2,484
Cash – Beginning of period	158	—
Cash – End of period	$1,189,809	$2,484

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$88,589	$68,696
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Initial classification of Class A ordinary share subject to possible redemption	$293,250,000	$—
Deferred underwriting fee payable	$15,125,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

HCM Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 5, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 20, 2022. On January 25, 2022, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares” or the “Class A Ordinary Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on January 25, 2022, an amount of $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, each of the Sponsor, Cantor Fitzgerald and the Company’s officers and directors has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had a cash balance of $1,189,809 and working capital of $1,065,372.  Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date of this filing and therefore substantial doubt has been alleviated.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by April 25, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date these condensed financial statements are issued. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022, all of the assets held in the Trust Account were held in U.S. Treasury securities.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company evaluated the tender offer provision of the warrant agreement and Section 4.5 fails the “classified in shareholders’ equity” criteria in ASC 815-40-25. After this evaluation, the Company classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A –“Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $20,771,606, of which $20,235,415 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $536,190 were charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(7,043,750)
Class A ordinary shares issuance costs	(20,235,416)
Plus:
Remeasurement of carrying value to redemption value	33,029,166
Class A ordinary shares subject to possible redemption, March 31, 2022	$293,250,000

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The Company calculates its earnings per share to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,375,000 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from February 5, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,842,403	$2,261,678	$—	$(12,500)
Denominator:
Basic and diluted weighted average shares outstanding	20,763,889	9,697,917	—	8,750,000

Basic and diluted net income (loss) per ordinary share	$0.23	$0.23	$—	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging  -- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company retrospectively adopted ASU 2020-06 and the adoption did not have an impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 units, which includes a full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 20, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these fees. For the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On December 30, 2021, the Company issued an amended and restated unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of June 30, 2022, or the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was $0 and $208,500 outstanding, respectively. As of January 25, 2022, there was $250,115 outstanding under the Promissory Note, which was due on demand. Subsequently, on January 27, 2022 the $250,115 outstanding under the Promissory Note was repaid.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Related Party Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

Pursuant to a registration and shareholder rights agreement entered into on January 20, 2022, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On January 25, 2022, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,000,000 in the aggregate payable upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred fee of (i) 5.0% of the gross proceeds of the initial 25,000,000 Units sold in the Public Offering, or $12,500,000, and (ii) 7.0% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $2,625,000 The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Finder's Agreement

In February 2022, the Company entered into an agreement with a service provider to help identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with this agreement, the Company will be required to pay a finder's fee for such services, in an amount equal to $1,000,000, which would be contingent on the consummation of a Business Combination with a target that is introduced by the service provider.

NOTE 7 — WARRANT LIABILITIES

Warrants — As of March 31, 2022 and December 31, 2021, there are 14,375,000 and zero outstanding Public Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable commencing on the later of one year from the closing of the Initial Public Offering and 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

As of March 31, 2022 and December 31, 2021, there are 13,000,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 28,750,000 and 0 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,062,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,312,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25.9% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise their over-allotment option on January 25, 2022, a total of 1,312,500 Founder Shares are no longer subject to forfeiture.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Holders of Class B ordinary shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25.9% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of an interest in the target to the Company in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$293,357,945

Liabilities:
Warrant liability – Public Warrants	3	2,875,000
Warrant liability – Private Placement Warrants	3	2,600,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Warrants were valued using a binomial lattice model, incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding Level 3 fair value measurements:

	January 25, 2022 (Initial Measurement)	March 31, 2022
Stock price	$9.77	$9.97
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	9.80%	3.1%
Risk-free rate	1.53%	2.40%
Dividend yield	0.0%	0.0%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except for below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to HCM Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HCM Investor Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 5, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $7,104,081, which consists of interest earned on marketable securities held in the Trust Account of $95,502, an unrealized gain on marketable securities held in our Trust Account of $12,443 and change in fair value of warrant liabilities of $7,938,750, offset by operating costs of $406,424 and transaction cost incurred in connection with the IPO of $536,190.

For the period from February 5, 2021 (inception) through March 31, 2021, we had net loss of $12,500, which consisted of formation and operating costs.

Liquidity and Capital Resources

On January 25, 2022, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 13,000,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant in a private placement to Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $13,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $293,250,000 was placed in the Trust Account. We incurred $20,771,606 in Initial Public Offering related costs, consisting of $5,000,000 of underwriting fees, $15,125,000 of deferred underwriting fees, and $646,606 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $511,388. Net income of $7,104,081 was affected by interest earned on marketable securities held in the Trust Account of $95,502, an unrealized gain on marketable securities held in our Trust Account of $12,443, change in fair value of warrant liabilities of $7,938,750 and transaction incurred in connection with the IPO of $536,190. Changes in operating assets and liabilities used $104,964 of cash for operating activities.

For the period from February 5, 2021 (inception) through March 31, 2021, cash used in operating activities was $7,500. Net income of $12,500 was affected by formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000.

As of March 31, 2022, we had marketable securities held in the Trust Account of $293,357,945 (including approximately $107,945 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,189,809. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. As of March 31, 2022 no fees were incurred.

The underwriter is entitled to a deferred fee of (i) 5.0% of the gross proceeds of the initial 25,000,000 Units sold in the Initial Public Offering, or $12,500,000, and (ii) 7.0% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $2,625,000. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

 Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We will adopt ASU 2020-06 on January 1, 2022 on a modified retrospective basis. The adoption of ASU 2020-06 is not expected to have an impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10- K for the period ended December 31, 2021 filed with the SEC except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2022, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000. Cantor Fitzgerald & Co. acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253673). The Securities and Exchange Commission declared the registration statements effective on January 20, 2022.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co. consummated the private placement of an aggregate of 13,000,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant, generating total proceeds of $13,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrant, an aggregate of $293,250,000 was placed in the Trust Account.

We paid a total of $20,125,000 in underwriting discounts and commissions and $646,606 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 20, 2022, by and between the Company and Cantor Fitzgerald & Co.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.4	Warrant Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Investment Management Trust Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2	Registration Rights Agreement, dated January 20, 2022, by and among the Company, the Sponsor and the Underwriter.(1)
10.3(a)	Private Placement Warrants Purchase Agreement, dated January 20, 2022, by and between the Company and the Sponsor.(1)
10.3(b)	Private Placement Warrants Purchase Agreement, dated January 20, 2022, by and between the Company and the Underwriter.(1)
10.7	Letter Agreement, dated January 20, 2022, by and among the Company, its officers, its directors and the Sponsor.(1)
10.8	Administrative Support Agreement, dated January 20, 2022, between the Company and the Sponsor.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 20, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCM ACQUISITION CORP

Date: May 16, 2022	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ James Bond
	Name:	James Bond
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)