Form 10-Q
period 2022-06-30
HCM Acquisition Corp
filed 2022-08-15
CIK 1845368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

 HCM ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended June 30, 2022 and 2021, six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HCM ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,071,079	$158
Prepaid expenses	226,308	—
Total Current Assets	1,297,387	158
Prepaid expenses - Long Term	93,875	—
Deferred offering costs	—	341,864
Cash and marketable securities held in trust account	293,768,371	—
Total Assets	$295,159,633	$342,022

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$277,216	$—
Accrued offering costs	70,000	124,308
Promissory note – related party	—	208,500
Total current liabilities	347,216	332,808

Warrant liabilities	2,737,500	—
Deferred underwriting fee payable	15,125,000	—
Total Liabilities	18,209,716	332,808

CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION
Class A ordinary shares subject to possible redemption; 28,750,000 and 0 shares issued and outstanding at redemption value at June 30, 2022 and December 31, 2021, respectively	293,768,371	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 28,750,000 and 0 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(16,819,460)	(15,786)
Total Shareholders’ (Deficit) Equity	(16,818,454)	9,214
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ (Deficit) Equity	$295,159,633	$342,022

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 5, 2021 (inception) through June 30,
	2022	2021	2022	2021

Operating and formation costs	$162,138	$3,286	$568,562	$15,786
Loss from operations	(162,138)	(3,286)	(568,562)	(15,786)

Other income (expense):
Interest earned on marketable securities held in Trust Account	452,149	—	547,651	—
Unrealized loss on marketable securities held in Trust Account	(41,723)	—	(29,280)	—
Change in fair value of warrant liabilities	2,737,500	—	10,676,250	—
Transaction cost incurred in connection with Initial Public Offering	—	—	(536,190)	—
Other income (expense), net	3,147,926	—	10,658,431	—

Net income (loss)	$2,985,788	$(3,286)	$10,089,869	$(15,786)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	28,750,000	—	24,779,006	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$—	$0.29	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,062,500	8,750,000	9,881,215	8,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.00)	$0.29	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	10,062,500	$1,006	$23,994	$(15,786)	$9,214

Cash in excess of fair value of Private Placement Warrants	—	—	6,630,000	—	6,630,000

Accretion for Class A ordinary shares to redemption amount	—	—	(6,653,994)	(26,375,172)	(33,029,166)

Net income	—	—	—	7,104,081	7,104,081

Balance — March 31, 2022	10,062,500	$1,006	$—	$(19,286,877)	$(19,285,871)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(518,371)	(518,371)

Net income	—	—	—	2,985,788	2,985,788

Balance — June 30, 2022	10,062,500	$1,006	$—	$(16,819,460)	$(16,818,454)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD
FROM FEBRUARY 5, 2021 (INCEPTION) TO JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance — February 5, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	10,062,500	1,006	23,994	—	25,000

Net loss	—	—	—	(12,500)	(12,500)

Balance — March 31, 2021	10,062,500	$1,006	$23,994	$(12,500)	$12,500

Net loss	—	—	—	(3,286)	(3,286)

Balance — June 30, 2021	10,062,500	$1,006	$23,994	$(15,786)	$9,214

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from February 5, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$10,089,869	$(15,786)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on marketable securities held in Trust Account	(547,651)	—
Unrealized loss on marketable securities held in Trust Account	29,280	—
Change in fair value of warrant liabilities	(10,676,250)	—
Transaction cost incurred in connection with IPO	536,190	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(320,183)	—
Accrued expenses	277,216	3,286
Net cash used in operating activities	(611,529)	(7,500)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(293,250,000)	—
Net cash used in investing activities	(293,250,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placements Warrants	13,000,000	—
Proceeds from promissory note - related party	41,615	133,500
Repayment of promissory note – related party	(250,115)	—
Payment of offering costs	(359,050)	(125,516)
Net cash provided by financing activities	294,932,450	7,984

Net Change in Cash	1,070,921	484
Cash – Beginning of period	158	—
Cash – End of period	$1,071,079	$484

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$70,000	$61,237
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Initial classification of Class A ordinary share subject to possible redemption	$293,250,000	$—
Change in value of Class A ordinary share subject to possible redemption	518,371
Deferred underwriting fee payable	$15,125,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2022
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

Liquidity and Going Concern

As of June 30, 2022, the Company had a cash balance of $1,071,079 and working capital of $950,171.  Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date of this filing and therefore substantial doubt has been alleviated.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by April 25, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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
JUNE 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022, all of the assets held in the Trust Account were held in U.S. Treasury securities.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A –“Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $20,771,606, of which $20,235,416 were charged to shareholders’ (deficit) equity upon the completion of the Initial Public Offering and $536,190 were charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(7,043,750)
Class A ordinary shares issuance costs	(20,235,416)
Plus:
Remeasurement of carrying value to redemption value	33,547,537
Class A ordinary shares subject to possible redemption, June 30, 2022	$293,768,371

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 5, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,211,695	$774,093	$—	(3,286)	$7,213,368	$2,876,501	$—	$(15,786)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	10,062,500	—	8,750,000	24,779,006	9,881,215	—	8,750,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$—	(0.00)	$0.29	$0.29	$—	$(0.00)

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
JUNE 30, 2022
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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 20, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these fees. For the three and six months ended June 30, 2022, the Company incurred $20,000 and $20,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On December 30, 2021, the Company issued an amended and restated unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of June 30, 2022, or the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was $0 and $208,500 outstanding, respectively. As of January 25, 2022, there was $250,115 outstanding under the Promissory Note, which was due on demand. Subsequently, on January 27, 2022 the $250,115 outstanding under the Promissory Note was repaid.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Related Party Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

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

Finder’s Agreement

In February 2022, the Company entered into an agreement with a service provider to help identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an amount equal to $1,000,000, which would be contingent on the consummation of a Business Combination with a target that is introduced by the service provider.

NOTE 7 — WARRANT LIABILITIES

Warrants — As of June 30, 2022 and December 31, 2021, there are 14,375,000 and zero outstanding Public Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable commencing on the later of one year from the closing of the Initial Public Offering and 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2022
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

As of June 30, 2022 and December 31, 2021, there are 13,000,000 and 0 outstanding Private Placement Warrants, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 28,750,000 and 0 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,062,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,312,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25.9% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise their over-allotment option on January 25, 2022, a total of 1,312,500 Founder Shares are no longer subject to forfeiture.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$293,768,371

Liabilities:
Warrant liability – Public Warrants	1	1,437,500
Warrant liability – Private Placement Warrants	3	1,300,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Warrants were valued using a binomial lattice model, incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HCMAW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

	January 25, 2022 (Initial Measurement)	June 30, 2022
Stock price	$9.77	$10.04
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	9.80%	2.1%
Risk-free rate	1.53%	2.98%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 25, 2022	$6,370,000	$7,043,750	$13,413,750
Change in fair value	(3,770,000)	(4,168,750)	(7,938,750)
Transfer to Level 1	—	(2,875,000)	(2,875,000)
Fair value as of March 31, 2022	$2,600,000	$—	$2,600,000
Change in fair value	(1,300,000)	—	(1,300,000)
Fair value as of June 30, 2022	$1,300,000	$—	$1,300,000
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers in or out of Level 3 in the amount of $2,875,000 from other levels in the fair value hierarchy for the period from January 25, 2022 (inception) through June 30, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $2,985,788, which consists of interest earned on marketable securities held in the Trust Account of $452,149, an unrealized loss on marketable securities held in our Trust Account of $41,723 and change in fair value of warrant liabilities of $2,737,500, offset by operating costs of $162,138.

For the six months ended June 30, 2022, we had a net income of $10,089,869, which consists of interest earned on marketable securities held in the Trust Account of $547,651, an unrealized loss on marketable securities held in our Trust Account of $29,280 and change in fair value of warrant liabilities of $10,676,250, offset by operating costs of $568,562 and transaction cost incurred in connection with the IPO of $536,190.

For the three months ended June 30, 2021, we had net loss of $3,286, which consisted of formation and operating costs.

For the period from February 5, 2021 (inception) through June 30, 2021, we had net loss of $15,786, which consisted of formation and operating costs.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2022, cash used in operating activities was $611,529. Net income of $10,089,869 was affected by interest earned on marketable securities held in the Trust Account of $547,651, an unrealized loss on marketable securities held in our Trust Account of $29,280, change in fair value of warrant liabilities of $10,676,250 and transaction incurred in connection with the IPO of $536,190. Changes in operating assets and liabilities used $42,967 of cash for operating activities.

For the period from February 5, 2021 (inception) through June 30, 2021, cash used in operating activities was $7,500. Net loss of $15,786 was affected by formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000 and changes in operating assets and liabilities, which provided $3,286 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $293,768,371 (including approximately $518,371 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,071,079. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by April 25, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. As of June 30, 2022, the Company incurred $20,000.

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

In February 2022, the Company entered into an agreement with a service provider to help identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an amount equal to $1,000,000, which would be contingent on the consummation of a Business Combination with a target that is introduced by the service provider.

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

 Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our condensed balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2022 on a modified retrospective basis. The adoption of ASU 2020-06 did not have an impact our financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2021 and our Form 10-Q for the fiscal quarter ended March 31, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10- K for the period ended December 31, 2021 and our Form 10-Q for the fiscal quarter ended March 31, 2022 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCM ACQUISITION CORP

Date: August 15, 2022	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ James Bond
	Name:	James Bond
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)