Form 10-K
period 2022-12-31
HCM Acquisition Corp
filed 2023-03-30
CIK 1845368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on The Nasdaq Global Market on January 21, 2022 and the registrant’s Class A ordinary shares and warrants began trading on The Nasdaq Global Market on March 14, 2022. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at March 29, 2023 was $287,500,000.

At March 29, 2023, there were 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 10,062,500 Class B ordinary shares, $0.0001 par value per share, of the Registrant issued and outstanding.

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

PART I

Item 1.	Business Introduction

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

We may, at our option, subject to applicable law, pursue an acquisition opportunity jointly with one or more entities affiliated with our sponsor and/or one or more Sponsor Funds and/or one or more investors in Sponsor Funds, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 25.9% of the sum of the total number of all ordinary shares outstanding upon completion of the Public Offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We pay an affiliate of our sponsor a sum of up to $10,000 per month for office space and secretarial and administrative services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Item 1A.	Risk Factors

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 15 months from the closing of the Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement (the form of which is filed as an exhibit to this report), our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. Although we expect to meet, on a pro forma basis, the minimum initial listing standards established by Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain an average global market capitalization and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, but we will use our commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

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

We issued warrants to purchase 14,375,000 Class A ordinary shares as part of the units offered with the closing of the Public Offering, and simultaneously issued in a private placement an aggregate of 13,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement to be entered into on or prior to the closing of the Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this report entitled “Description of Securities—Registration and Shareholder Rights.”

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the initial Public Offering registration statement captioned “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to their Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

An investment in this offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in this offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing in this offering are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section titled “Taxation—United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

Our Units, Class A Ordinary Shares and public Warrants are each traded on the Nasdaq under the symbols HCMAU, HCMA and HCMAW, respectively. Our Units commenced public trading on January 21, 2022, and our Ordinary Shares and public Warrants commenced separate trading on March 14, 2022.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Class A Ordinary Share and Warrant, as reported on the Nasdaq, for the period from January 21, 2022 through December 31, 2022.

	Units (HCMAU)		Class A Ordinary Shares (HCMA)		Warrants (HCMAW)
	High	Low	High	Low	High	Low
Year ended December 31, 2022:
Quarter ended December 31, 2022	$10.24	$10.09	$10.41	$10.06	$0.10	$0.01
Quarter ended September 30, 2022	$10.14	$10.00	$10.11	$9.98	$0.18	$0.06
Quarter ended June 30, 2022	$10.34	$9.91	$10.05	$9.91	$0.23	$0.10
Quarter ended March 31, 2022(1)	$10.01	$9.95	$9.97	$9.87	$0.26	$0.15

(1) Beginning on January 21, 2022 for HCMAU and on March 14, 2022 for HCMA and HCMAW.

(b)	Holders

At March 28, 2023, there was one (1) holder of record of our Units, one (1) holder of record of our separately traded Class A ordinary shares, four (4) holders of record of our Class B ordinary shares and three (3) holders of record of our public Warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

On January 25, 2022, the Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.003 per share. The sale of the Founder Shares to the Company’s directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors was $546,750 or $7.29 per share.  The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $14,783,303, which consists of interest earned on marketable securities held in the Trust Account of $4,308,298, an unrealized gain on marketable securities held in our Trust Account of $61,045 and change in fair value of warrant liabilities of $12,866,250, offset by operating costs of $1,916,100 and transaction cost incurred in connection with the IPO of $536,190.

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

For the year ended December 31, 2022, cash used in operating activities was $890,185. Net income of $14,783,303 was affected by interest earned on marketable securities held in the Trust Account of $4,308,298, an unrealized gain on marketable securities held in our Trust Account of $61,045 and change in fair value of warrant liabilities of $12,866,250 and transaction cost incurred in connection with the IPO of $536,190. Changes in operating assets and liabilities provided $1,025,915 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $297,619,343 (including approximately $4,369,343 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $792,423. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by April 25, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our current cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. For the year ended December 31, 2022, the Company incurred $80,000.

The underwriter is entitled to a deferred fee of (i) 5.0% of the gross proceeds of the initial 25,000,000 Units sold in the Initial Public Offering, or $12,500,000, and (ii) 7.0% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $2,625,000. The deferred fee of $15,125,000 will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

HCM ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
HCM Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HCM Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from February 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described  in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 29, 2023

HCM ACQUISITION CORP
BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$792,423	$158
Prepaid expenses	187,750	—
Total Current Assets	980,173	158
Deferred offering costs	—	341,864
Cash and marketable securities held in trust account	297,619,343	—
Total Assets	$298,599,516	$342,022

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,213,665	$—
Accrued offering costs	70,000	124,308
Promissory note – related party	—	208,500
Total current liabilities	1,283,665	332,808

Warrant liabilities	547,500	—
Deferred underwriting fee payable	15,125,000	—
Total Liabilities	16,956,165	332,808

CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION
Class A ordinary shares subject to possible redemption; 28,750,000 and 0 shares issued and outstanding at redemption value at December 31, 2022 and 2021, respectively	297,619,343	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 28,750,000 and 0 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(15,976,998)	(15,786)
Total Shareholders’ (Deficit) Equity	(15,975,992)	9,214
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ (Deficit) Equity	$298,599,516	$342,022

The accompanying notes are an integral part of the financial statements.

HCM ACQUISITION CORP
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 5, 2021 (inception) through December 31,
	2022	2021

Operating and formation costs	$1,916,100	$15,786
Loss from operations	(1,916,100)	(15,786)

Other income:
Interest earned on marketable securities held in Trust Account	4,308,298	—
Unrealized gain on marketable securities held in Trust Account	61,045	—
Change in fair value of warrant liabilities	12,866,250	—
Transaction cost incurred in connection with Initial Public Offering	(536,190)	—
Other income, net	16,699,403	—

Net income (loss)	$14,783,303	$(15,786)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,780,822	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.40	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,972,603	8,590,090
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.40	$(0.00)

The accompanying notes are an integral part of the financial statements.

 HCM ACQUISITION CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — February 5, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	10,062,500	1,006	23,994	—	25,000

Net loss	—	—	—	(15,786)	(15,786)

Balance — December 31, 2021	10,062,500	$1,006	$23,994	$(15,786)	$9,214

Cash in excess of fair value of Private Placement Warrants	—	—	6,630,000	—	6,630,000

Accretion for Class A ordinary shares to redemption amount	—	—	(6,653,994)	(26,375,172)	(33,029,166)

Remeasurement adjustment for Class A ordinary shares to redemption amount	—	—	—	(4,369,343)	(4,369,343)

Net income	—	—	—	14,783,303	14,783,303

Balance — December 31, 2022	10,062,500	$1,006	$—	$(15,976,998)	$(15,975,992)

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

The accompanying notes are an integral part of the financial statements.

HCM ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 5, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$14,783,303	$(15,786)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on marketable securities held in Trust Account	(4,308,298)	—
Unrealized gain on marketable securities held in Trust Account	(61,045)	—
Change in fair value of warrant liabilities	(12,866,250)	—
Transaction cost incurred in connection with IPO	536,190	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(187,750)	—
Accrued expenses	1,213,665	—
Net cash used in operating activities	(890,185)	(10,786)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(293,250,000)	—
Net cash used in investing activities	(293,250,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placements Warrants	13,000,000	—
Proceeds from promissory note - related party	41,615	208,500
Repayment of promissory note – related party	(250,115)	—
Payment of offering costs	(359,050)	(197,556)
Net cash provided by financing activities	294,932,450	10,944

Net Change in Cash	792,265	158
Cash – Beginning of period	158	—
Cash – End of period	$792,423	$158

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$70,000	$124,308
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000
Initial classification of Class A ordinary share subject to possible redemption	$293,250,000	$—
Change in value of Class A ordinary share subject to possible redemption	$4,369,343	$—
Deferred underwriting fee payable	$15,125,000	$—

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On January 25, 2022, the Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.003 per share. The sale of the Founder Shares to the Company’s directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors was $546,750 or $7.29 per share.  The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had a cash balance of $792,423 and working capital deficit of $303,492.  Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that the Company will not have enough cash to meet its obligations as they become due. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined above) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by April 25, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Cash and Marketable Securities Held in Trust Account

At December 31, 2022, assets held in the Trust Account were held in U.S. Treasury securities and cash.

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company evaluated the tender offer provision of the warrant agreement and Section 4.5 fails the “classified in shareholders’ equity” criteria in ASC 815-40-25. After this evaluation, the Company classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A –“Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $20,771,606, of which $20,235,416 were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering and $536,190 were charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(7,043,750)
Class A ordinary shares issuance costs	(20,235,416)
Plus:
Accretion of carrying value to redemption value	33,029,166
Remeasurement of carrying value to redemption value	4,369,343
Class A ordinary shares subject to possible redemption, December 31, 2022	$297,619,343

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2022		For the Period from February 5, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$10,772,030	$4,011,273	$—	$(15,786)
Denominator:
Basic and diluted weighted average shares outstanding	26,780,822	9,972,603	—	8,590,090
Basic and diluted net income (loss) per ordinary share	$0.40	$0.40	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company retrospectively adopted ASU 2020-06 and the adoption did not have an impact on its financial position, results of operations or cash flows.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company's shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 20, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. The Sponsor began providing the administrative services in May 2022. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these fees. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, the Company incurred and paid $80,000 and $0 in fees for these services, respectively.

Promissory Note — Related Party

On December 30, 2021, the Company issued an amended and restated unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2022, or the consummation of the Initial Public Offering. As of December 31, 2022 and December 31, 2021, there was $0 and $208,500 outstanding, respectively. As of January 25, 2022, there was $250,115 outstanding under the Promissory Note. Subsequently, on January 27, 2022 the $250,115 outstanding under the Promissory Note was repaid.

Related Party Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there was no balance outstanding under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On January 25, 2022, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,000,000 in the aggregate payable upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred fee of (i) 5.0% of the gross proceeds of the initial 25,000,000 Units sold in the Public Offering, or $12,500,000, and (ii) 7.0% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $2,625,000. The total deferred fee of $15,125,000 will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 7 — WARRANT LIABILITIES

Warrants — As of December 31, 2022 and 2021, there are 14,375,000 and zero outstanding Public Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable commencing on the later of one year from the closing of the Initial Public Offering and 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there are 13,000,000 and zero outstanding Private Placement Warrants, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 —  CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 28,750,000 and 0 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 10,062,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,312,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25.9% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise their over-allotment option on January 25, 2022, a total of 1,312,500 Founder Shares are no longer subject to forfeiture.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$297,619,343

Liabilities:
Warrant liability – Public Warrants	1	287,500
Warrant liability – Private Placement Warrants	3	260,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The Warrants were valued using a binomial lattice model, incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HCMAW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date. The Private Warrants continue to be measured using the Cox-Ross-Rubenstein binomial lattice model methodology.

The following table provides quantitative information regarding Level 3 fair value measurements:

	January 25, 2022 (Initial Measurement)	December 31, 2022
Stock price	$9.77	$10.26
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	9.80%	5.9%
Risk-free rate	1.53%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 25, 2022	$6,370,000	$7,043,750	$13,413,750
Change in fair value	(6,110,000)	(4,168,750)	(10,278,750)
Transfer to Level 1	—	(2,875,000)	(2,875,000)
Fair value as of December 31, 2022	$260,000	$—	$260,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers in or out of Level 3 in the amount of $2,875,000 from other levels in the fair value hierarchy for the period from January 25, 2022 (initial public offering) through December 31, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 13, 2023, the Company entered into a Business Combination Agreement (the “Agreement”), by and among MURANO PV, S.A. DE C.V., a Mexican corporation (“Murano PV”), Elías Sacal Cababie, an individual (“ESC”), ES Agrupación, S.A. de C.V., a Mexican corporation (the “ESAGRUP” and collectively with ESC, the “Seller”), Murano Global B.V. a private limited liability company under Dutch law (“PubCo”), MPV Investment B.V., a private limited liability company under Dutch law, which is a direct wholly-owned subsidiary of PubCo (“HoldCo”) and Murano Global Cayman, a Cayman Islands exempted company incorporated with limited liability which is a direct wholly-owned subsidiary of PubCo (“New CayCo” and together with Murano PV, Seller, PubCo and HoldCo, the “Murano Parties”). The Merger (as defined below) was unanimously approved by the Company’s Board of Directors and by Murano PV’s Board of Directors. If the Agreement is approved by the Company’s shareholders and Murano PV’s shareholders, and the transactions contemplated by the Agreement are consummated, (i) New CayCo will merge with and into the Company, the separate corporate existence of New CayCo will cease, and the Company will be the surviving company (the “Surviving Company”) and a wholly owned direct subsidiary of PubCo (the “Merger”) and (ii) the Company will change its name to “Murano Global Hospitality”.

In addition, at the effective time of the Merger, (i) each issued and outstanding Class A Ordinary Share and Class B Ordinary Share, each par value $0.0001 per share, of the Company (the “Company Ordinary Shares”) will be automatically canceled and extinguished, and each holder of the Company Ordinary Shares will be entitled to receive merger rights representing a corresponding number of PubCo Ordinary Shares, which are held in the accounts of the Exchange Agent (“Merger Rights”), and (ii) each issued and outstanding warrant to purchase one share of Company Class A Ordinary Shares will automatically cease to represent a right to acquire Company Class A Ordinary Shares and will automatically convert into and represent a right to acquire PubCo Ordinary Shares (“Converted Warrant”) and each Converted Warrant (a) will represent the right to acquire the number of PubCo Ordinary Shares equal to the number of Company Class A Ordinary Shares, (b) will have an exercise price of $11.50 per whole warrant required to purchase one PubCo Ordinary Share, and (c) will expire on the five year anniversary of the closing date of the Merger. Additionally, and in connection with the transactions contemplated by the Agreement, on March 13, 2023, the underwriters of the Company’s initial public offering agreed to reduce the total deferred underwriting fee that is to be paid to such underwriters upon the consummation of the Company’s initial business combination to $3,000,000.

On March 17, 2023, the Company signed an agreement with Cohen & Company Capital Markets (“CCM”) to act as its financial advisor and capital markets advisor in connection with a possible business combination transaction.  The Company shall pay CCM (i) an advisor fee in an amount equal to $1,000,000 in connection with the Merger, and (ii) a transaction fee in connection with a private placement in  an amount equal to 4.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or the target business simultaneously with or before the closing of the private placement plus (B) proceeds released from the Trust Account with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement and did not redeem shares of the Company’s common stock or (y) did not redeem shares of the Company’s common stock as a result of CCM’s services hereunder in the good faith reasonable judgement of the Company.

In addition, the Company may, in its reasonable discretion, pay to CCM a discretionary fee in an amount up to $1,000,000, payable upon the closing of the Merger, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Merger warrants such additional fee.

On March 27, 2023, the Company filed a definitively proxy statement for an Extraordinary General Meeting of Shareholders, to be held on April 19, 2023. At the Extraordinary General Meeting, shareholders will vote to approve (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) from April 25, 2023 to May 25, 2023 and to give the Sponsor the right to further extend the Combination Period beyond May 25, 2023 up to eight (8) times for an additional one (1) month each time to January 25, 2024 upon the deposit into the Trust Account of the lesser of (i) $0.035 per Class A Share held by public shareholders or (ii) an aggregate of $145,000 for each calendar month; and (ii) a proposal to amend the Trust Agreement to make a corresponding change.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Shawn Matthews	56	Chairman and Chief Executive Officer
James Bond	52	President, Chief Financial Officer and Director
Jacob Loveless	42	Director
Steven Bischoff	65	Director
David Goldfarb	65	Director

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

Jacob Loveless serves as an independent director of HCM Acquisition Corp. Mr. Loveless is Chief Executive Officer of Edgemesh Corporation, a privately held technology firm he co-founded in 2016. Additionally, from 2016 to 2019, Mr. Loveless served as a board director for Perseus Telecom Ltd., a financial services-focused telecommunications company. As a board member, Mr. Loveless had an active role in the company’s restructuring, growth, and eventual acquisition of the parent company by GTT Communications (NYSE: GTT) in 2017. From 2013 to 2016, Mr. Loveless was the Chief Executive Officer of Lucera Financial Services LLC., a financial services technology firm providing exchange technology and private global network services to some of Wall Streets’ largest firms. While at Lucera, Mr. Loveless led the initial design, development, and launch of an innovative distributed matching engine (U.S. Patent 2,0140,172,644). The global financial services firm BGC Partners (NASDAQ: BGCP) acquired Lucera in 2017. From 2003 to 2013, Mr. Loveless served in various technology-focused roles at the financial services firm, Cantor Fitzgerald L.P., where he was a Partner. From 2002 to 2003, Mr. Loveless was the Chief Technology Officer and co-founder of Data Scientific Corporation, whose customers included the U.S. Department of Defense. Data Scientific was acquired by Serena Software (NYSE: MFGP) in 2006. From 2001 to 2002, Mr. Loveless served as the Director of Technology at Appian Corporation (NASDAQ: APPN), where he worked on large-scale projects for the Department of Defense, including the Army Knowledge Online. Given his extensive experience in the financial services and financial services technology industries combined with a long history of developing and managing large-scale and cutting-edge technology ventures, we believe Mr. Loveless serves as a valuable addition to the board of directors.

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

•
Our initial shareholders subscribed for founder shares prior to the date of the Public Offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of the Public Offering.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor, Cantor Fitzgerald and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because our directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

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

The following table sets forth information available to us at March 29, 2023 with respect to our ordinary shares held by:

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 totaled $66,040 and $43,775, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Form 10-K:

(1)          Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)          Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(3)          Exhibits

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 20, 2022, by and between the Company and Cantor Fitzgerald & Co.
2.1
Business Combination Agreement, dated March 13, 2023, by and among HCM Acquisition Corp, MURANO PV, S.A. DE C.V., Elías Sacal Cababie, ES Agrupación, S.A. de C.V., Murano Global B.V., MPV Investment B.V., and Murano Global Cayman

3.1	Amended and Restated Memorandum and Articles of Association.
4.4	Warrant Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1	Investment Management Trust Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.2	Registration Rights Agreement, dated January 20, 2022, by and among the Company, the Sponsor and the Underwriter.
10.3(a)	Private Placement Warrants Purchase Agreement, dated January 20, 2022, by and between the Company and the Sponsor.
10.3(b)	Private Placement Warrants Purchase Agreement, dated January 20, 2022, by and between the Company and the Underwriter.
10.4	Letter Agreement, dated January 20, 2022, by and among the Company, its officers, its directors and the Sponsor.
10.5	Administrative Support Agreement, dated January 20, 2022, between the Company and the Sponsor.
10.6	Sponsor Support Agreement, dated March 13, 2023, by and among HCM Investor Holdings, LLC, the other holders of HCM Class B Ordinary Shares, and Murano PV, S.A. de C.V.
24.1	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

HCM Acquisition Corp

Date: March 29, 2023	By:	/s/ Shawn Matthews
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

Name	Title	Date

/s/ Shawn Matthews	Chief Executive Officer and Chairman	March 29, 2023
Shawn Matthews	(Principal Executive Officer)

/s/ James Bond	President, Chief Financial Officer and Director	March 29, 2023
James Bond

/s/ Steven Bischoff	Director	March 29, 2023
Steven Bischoff

/s/ David Goldfarb	Director	March 29, 2023
David Goldfarb

/s/ Jacob Loveless	Director	March 29, 2023
Jacob Loveless