Form 10-Q
period 2023-03-31
HCM Acquisition Corp
filed 2023-05-15
CIK 1845368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 12, 2023, there were 14,066,906 Class A ordinary shares, par value $0.0001 per share, and 75,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HCM ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HCM ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$467,492	$792,423
Prepaid expenses	200,813	187,750
Total Current Assets	668,305	980,173
Cash and marketable securities held in trust account	300,037,814	297,619,343
Total Assets	$300,706,119	$298,599,516

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,561,862	$1,213,665
Accrued offering costs	—	70,000
Advance from related parties	385	—
Total current liabilities	2,562,247	1,283,665

Warrant liabilities	821,250	547,500
Deferred underwriting fee payable	3,000,000	15,125,000
Total Liabilities	6,383,497	16,956,165

CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION
Class A ordinary shares subject to possible redemption; 28,750,000 shares issued and outstanding at redemption value at March 31, 2023 and December 31, 2022, respectively	300,037,814	297,619,343

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 28,750,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	11,827,938	—
Accumulated deficit	(17,544,136)	(15,976,998)
Total Shareholders’ Deficit	(5,715,192)	(15,975,992)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$300,706,119	$298,599,516

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating and formation costs	$1,590,450	$406,424
Loss from operations	(1,590,450)	(406,424)

Other income:
Reduction of deferred underwriting fee	297,062	—
Interest earned on marketable securities held in Trust Account	2,418,471	95,502
Unrealized gain on marketable securities held in Trust Account	—	12,443
Change in fair value of warrant liabilities	(273,750)	7,938,750
Transaction cost incurred in connection with Initial Public Offering	—	(536,190)
Other income, net	2,441,783	7,510,505

Net income	$851,333	$7,104,081

Basic and diluted weighted average shares outstanding, Class A ordinary shares	28,750,000	20,763,889
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.23
Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,062,500	9,697,917
Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2023	10,062,500	$1,006	$—	$(15,976,998)	$(15,975,992)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,418,471)	(2,418,471)

Reduction of Deferred Underwriting Fee	—	—	11,827,938	—	11,827,938

Net income	—	—	—	851,333	851,333

Balance — March 31, 2023	10,062,500	$1,006	$11,827,938	$(17,544,136)	$(5,715,192)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	10,062,500	$1,006	$23,994	$(15,786)	$9,214

Cash in excess of fair value of Private Placement Warrants	—	—	6,630,000	—	6,630,000

Accretion for Class A ordinary shares to redemption amount	—	—	(6,653,994)	(26,375,172)	(33,029,166)

Net income	—	—	—	7,104,081	7,104,081

Balance — March 31, 2022	10,062,500	$1,006	$—	$(19,286,877)	$(19,285,871)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$851,333	$7,104,081
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,418,471)	(95,502)
Reduction of deferred underwriting fees	(297,062)	—
Unrealized loss on marketable securities held in Trust Account	—	(12,443)
Change in fair value of warrant liabilities	273,750	(7,938,750)
Transaction cost incurred in connection with IPO	—	536,190
Changes in operating assets and liabilities:
Prepaid expenses	(13,063)	(391,353)
Accrued expenses	1,348,197	286,389
Net cash used in operating activities	(255,316)	(511,388)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(293,250,000)
Net cash used in investing activities	—	(293,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	13,000,000
Advance from related parties	385	—
Proceeds from promissory note - related party	—	41,615
Repayment of promissory note – related party	—	(250,115)
Payment of offering costs	(70,000)	(340,461)
Net cash (used in) provided by financing activities	(69,615)	294,951,039

Net Change in Cash	(324,931)	1,189,651
Cash – Beginning of period	792,423	158
Cash – End of period	$467,492	$1,189,809

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$88,589
Change in value of Class A ordinary share subject to possible redemption	$2,418,471	$—
Initial classification of Class A ordinary share subject to possible redemption	$—	$293,250,000
Reduction of deferred underwriting fees	$11,827,938	$—
Deferred underwriting fee payable	$—	$15,125,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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

The Company had until 15 months from the closing of the Initial Public Offering or April 25, 2023, or during any extended time that the Company has to consummate a Business Combination beyond 15 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (an “Extension Period”) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On April 19, 2023 the Company held an extraordinary general meeting in which the shareholders voted to extend the date by which the Company must consummate an initial business combination from April 25, 2023 to May 25, 2023, with the option to elect to extend the date to consummate a business combination on a monthly basis for up to eight times by an additional month each time after May 25, 2023, without another shareholder vote, for up to a total of nine months to January 25, 2024, upon the deposit the lesser of (i) $0.035 per Class A Ordinary Share or (ii) an aggregate of $145,000 into the Trust Account, for each month of the extension period up to and until January 25, 2024, pro-rated for partial months during the extension period, resulting in a maximum contribution of $1,305,000. In connection with the extraordinary general meeting, the Company’s shareholders elected to redeem an aggregate of 24,670,594 ordinary shares, leaving 4,079,406 shares outstanding.  The Sponsor paid $142,779 for the first monthly extension. In connection with the extension, the Company transferred 9,987,500 of Class B ordinary shares into Class A ordinary shares, bringing the Class A ordinary shares outstanding total to 14,066,906.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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

Liquidity and Going Concern

As of March 31, 2023, the Company had a cash balance of $467,492 and working capital deficit of $1,893,942.  Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that the Company will not have enough cash to meet its obligations as they become due. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined above) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by May 25, 2023 (or through maximum monthly extension date of January 25, 2024 if extended), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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
MARCH 31, 2023
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023, the Company assets held $350,000 in a Money Market which is considered a cash equivalent. The Company did not have any cash equivalents December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in U.S. Treasury securities and cash.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(7,043,750)
Class A ordinary shares issuance costs	(20,235,416)
Plus:
Accretion of carrying value to redemption value	33,029,166
Remeasurement of carrying value to redemption value	4,369,343
Class A ordinary shares subject to possible redemption, December 31, 2022	$297,619,343
Plus:
Remeasurement of carrying value to redemption value	2,418,471
Class A ordinary shares subject to possible redemption, March 31, 2023	$300,037,814

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$630,617	$220,716	$4,842,403	$2,261,678
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	10,062,500	20,763,889	9,697,917
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.23	$0.23

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 20, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. The Sponsor began providing the administrative services in May 2022.  Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these fees. For the three months ended March 31, 2023, the Company incurred and paid $30,000 in fees for these services. For the three months ended March 31, 2022, the Company did not incur any fees for these services.

Promissory Note — Related Party

On December 30, 2021, the Company issued an amended and restated unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2022, or the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there was $0 outstanding. As of January 25, 2022, there was $250,115 outstanding under the Promissory Note. Subsequently, on January 27, 2022 the $250,115 outstanding under the Promissory Note was repaid.

Related Party Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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

On March 13, 2023, the Company signed a fee reduction agreement with Cantor Fitzgerald in which the underwriters forfeited 80.17% of the deferred underwriting commissions resulting in a reduction of $12,125,000 with a remaining $3,000,000 that is deferred and payable upon the business combination.

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

Business Combination Agreement

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

NOTE 7 — WARRANT LIABILITIES

Warrants — As of March 31, 2023 and December 31, 2022, there are 14,375,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable commencing on the later of one year from the closing of the Initial Public Offering and 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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

As of March 31, 2023 and December 31, 2022, there are 13,000,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 28,750,000 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 10,062,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,312,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25.9% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise their over-allotment option on January 25, 2022, a total of 1,312,500 Founder Shares are no longer subject to forfeiture.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Money Market	1	$350,000	$—
Cash and marketable securities held in Trust Account	1	$300,037,814	$297,619,343

Liabilities:
Warrant liability – Public Warrants	1	431,250	287,500
Warrant liability – Private Placement Warrants	3	390,000	260,000

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022
Stock price	$10.44	$10.26
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	6.7%	5.9%
Risk-free rate	4.81%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 25, 2022	$6,370,000	$7,043,750	$13,413,750
Change in fair value	(6,110,000)	(4,168,750)	(10,278,750)
Transfer to Level 1	—	(2,875,000)	(2,875,000)
Fair value as of December 31, 2022	$260,000	$—	$260,000
Change in fair value	130,000	—	130,000
Fair value as of March 31, 2023	$390,000	$—	$390,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers in or out of Level 3 in the amount of $2,875,000 from other levels in the fair value hierarchy for the period from January 25, 2022 (initial public offering) through December 31, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 19, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”). The Company’s shareholders elected to redeem an aggregate of 24,670,594 Ordinary Shares in connection with the Extraordinary Meeting, leaving 4,079,406 shares outstanding.  The Company withdrew $258,531,801 from the Trust Account in connection with the redemption.  The Sponsor paid $142,779 for the first monthly extension. This payment is considered a Working Capital Loan from the Sponsor. As approved by its shareholders at the Extraordinary Meeting, the Company amended its amended and restated memorandum and articles of association (the “Extension Amendment”). The Company filed the Extension Amendment with the Registrar of Companies of the Cayman Islands on April 21, 2023. The Extension Amendment changed the date by which the Company must consummate an initial business combination from April 25, 2023 to May 25, 2023, with the option to elect to extend the date to consummate a business combination on a monthly basis for up to eight times by an additional month each time after May 25, 2023, without another shareholder vote, upon two days’ advance notice prior to the applicable deadline, for a total of up to nine months to January 25, 2024, unless the closing of a business combination shall have occurred.

In connection with the extension, the Company transferred 9,987,500 of Class B ordinary shares into Class A ordinary shares, bringing the Class A ordinary shares outstanding total to 14,066,906.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” or the “Company,” refer to HCM Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HCM Investor Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance, and results discussed in the forward-looking statements, including satisfaction of the conditions of the Proposed Business Combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2021, (inception) through March 31, 2023, were organizational activities, activities necessary to prepare for the Initial Public Offering (described below), and identification of a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $851,333, which consists of interest earned on marketable securities held in the Trust Account of $2,418,471 and a reduction of the deferred underwriting fee payable of $297,062, offset by operating costs of $1,590,450, and a change in fair value of warrant liabilities of $273,750.

For the three months ended March 31, 2022, we had a net income of $7,104,081, which consists of interest earned on marketable securities held in the Trust Account of $95,502, an unrealized gain on marketable securities held in our Trust Account of $12,443, and a change in fair value of warrant liabilities of $7,938,750, offset by operating costs of $406,424 and the transaction cost incurred in connection with the IPO of $536,190.

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

For the three months ended March 31, 2023, cash used in operating activities was $255,316. Net income of $851,333 was affected by interest earned on marketable securities held in the Trust Account of $2,418,471, reduction of deferred underwriter fees of $297,062 and change in fair value of warrant liabilities of $273,750. Changes in operating assets and liabilities provided $1,335,134 of cash for operating activities.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $300,037,814 (including approximately $6,787,814 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $467,492. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

On April 19, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”). As approved by its shareholders at the Extraordinary Meeting, the Company amended its amended and restated memorandum and articles of association (the “Extension Amendment”). The Company filed the Extension Amendment with the Registrar of Companies of the Cayman Islands on April 21, 2023. The Sponsor paid $142,779 for the first monthly extension. This payment is considered a Working Capital Loan from the Sponsor.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by May 25, 2023 (or through maximum monthly extension date of January 25, 2024 if extended), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our current cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. As of March 31, 2023, the Company incurred $30,000.

Pursuant to the underwriting agreement entered into in connection with the IPO, the underwriter was initially entitled to a deferred fee of (i) 5.0% of the gross proceeds of the initial 25,000,000 Units sold in the Initial Public Offering, or $12,500,000, and (ii) 7.0% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $2,625,000. On March 13, 2023, the Company entered into a fee reduction agreement pursuant to which the underwriters forfeited 80.17% of the deferred underwriting commissions resulting in a reduction of $12,125,000 with a remaining $3,000,000 that is deferred and payable upon the business combination. The deferred fee will become payable to the underwriter upon the consummation of a Business Combination from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10- K for the period ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

HCM ACQUISITION CORP

Date: May 15, 2023	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ James Bond
	Name:	James Bond
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)