Form 10-Q
period 2023-06-30
HCM Acquisition Corp
filed 2023-08-18
CIK 1845368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 17, 2023, there were 14,066,906 Class A ordinary shares, par value $0.0001 per share, and 75,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HCM ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HCM ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$126,741	$792,423
Prepaid expenses	133,875	187,750
Total Current Assets	260,616	980,173
Cash and marketable securities held in trust account	43,679,931	297,619,343
Total Assets	$43,940,547	$298,599,516

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,901,690	$1,213,665
Accrued offering costs	—	70,000
Promissory note - related party	428,338	—
Total current liabilities	3,330,028	1,283,665

Warrant liabilities	547,500	547,500
Deferred underwriting fee payable	3,000,000	15,125,000
Total Liabilities	6,877,528	16,956,165

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption; 4,079,406 and 28,750,000 shares issued and outstanding at redemption value at June 30, 2023 and December 31, 2022, respectively	43,679,931	297,619,343

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 9,987,500 and no issued and outstanding (excluding 4,079,406 and 28,750,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	999	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 75,000 and 10,062,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	1,006
Additional paid-in capital	11,827,938	—
Accumulated deficit	(18,445,856)	(15,976,998)
Total Shareholders’ Deficit	(6,616,912)	(15,975,992)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$43,940,547	$298,599,516

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating and formation costs	$750,159	$162,138	$2,340,609	$568,562
Loss from operations	(750,159)	(162,138)	(2,340,609)	(568,562)

Other income:
Interest income - bank	3,027	—	3,027	—
Reduction of deferred underwriting fee	—	—	297,062	—
Interest earned on marketable securities held in Trust Account	1,745,580	452,149	4,164,051	547,651
Unrealized loss on marketable securities held in Trust Account	—	(41,723)	—	(29,280)
Change in fair value of warrant liabilities	273,750	2,737,500	—	10,676,250
Transaction cost incurred in connection with Initial Public Offering	—	—	—	(536,190)
Total other income, net	2,022,357	3,147,926	4,464,140	10,658,431

Net income	$1,272,198	$2,985,788	$2,123,531	$10,089,869

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,616,665	28,750,000	23,152,577	24,779,006
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.08	$0.07	$0.29
Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,489,560	10,062,500	6,255,110	9,881,215
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.08	$0.07	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	10,062,500	$1,006	$—	$(15,976,998)	$(15,975,992)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,418,471)	(2,418,471)

Reduction of Deferred Underwriting Fee			—	—	11,827,938	—	11,827,938

Net income	—	—	—	—	—	851,333	851,333

Balance — March 31, 2023	—	$—	10,062,500	$1,006	$11,827,938	$(17,544,136)	$(5,715,192)

Conversion of Class B shares to Class A shares	9,987,500	999	(9,987,500)	(999)	—	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,173,918)	(2,173,918)

Net income	—	—	—	—	—	1,272,198	1,272,198

Balance — June 30, 2023	9,987,500	$999	75,000	$7	$11,827,938	$(18,445,856)	$(6,616,912)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2022	10,062,500	$1,006	$23,994	$(15,786)	$9,214

Cash in excess of fair value of Private Placement Warrants	—	—	6,630,000	—	6,630,000

Accretion for Class A ordinary shares to redemption amount	—	—	(6,653,994)	(26,375,172)	(33,029,166)

Net income	—	—	—	7,104,081	7,104,081

Balance — March 31, 2022	10,062,500	$1,006	$—	$(19,286,877)	$(19,285,871)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(518,371)	(518,371)

Net income	—	—	—	2,985,788	2,985,788

Balance — June 30, 2022	10,062,500	$1,006	$—	$(16,819,460)	$(16,818,454)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income	$2,123,531	$10,089,869
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account and Money Market	(4,164,051)	(547,651)
Reduction of deferred underwriting fees	(297,062)	—
Unrealized loss on marketable securities held in Trust Account	—	29,280
Change in fair value of warrant liabilities	—	(10,676,250)
Transaction cost incurred in connection with IPO	—	536,190
Changes in operating assets and liabilities:
Prepaid expenses	53,875	(320,183)
Accrued expenses	1,688,025	277,216
Net cash used in operating activities	(595,682)	(611,529)

Cash Flows from Investing Activities:
Extension payments into the Trust Account	(428,338)	(293,250,000)
Cash withdrawn from Trust Account in connection with redemption	258,531,801	—
Net cash provided by (used in) investing activities	258,103,463	(293,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	13,000,000
Proceeds from advances from related party	385	—
Repayment of advances from related party	(385)	—
Proceeds from promissory note - related party	428,338	41,615
Repayment of promissory note – related party	—	(250,115)
Payment of offering costs	(70,000)	(359,050)
Redemption of ordinary shares	(258,531,801)	—
Net cash (used in) provided by financing activities	(258,173,463)	294,932,450

Net Change in Cash and Cash Equivalents	(665,682)	1,070,921
Cash and cash equivalents – Beginning of period	792,423	158
Cash and cash equivalents – End of period	$126,741	$1,071,079

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$70,000
Change in value of Class A ordinary share subject to possible redemption	$4,592,389	$518,371
Initial classification of Class A ordinary share subject to possible redemption	$—	$293,250,000
Reduction of deferred underwriting fees	$11,827,938	$—
Deferred underwriting fee payable	$—	$15,125,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and changes in fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

On January 25, 2022, the Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.003 per share. The sale of the Founder Shares to the Company’s directors and director’s nominees is within the scope of Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors was $546,750 or $7.29 per share.  The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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
JUNE 30, 2023
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

The Sponsor, Cantor Fitzgerald and the Company’s officers and directors have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
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

On April 19, 2023 the Company held an extraordinary general meeting in which the shareholders voted to extend the date by which the Company must consummate an initial business combination from April 25, 2023 to May 25, 2023, with the option to elect to extend the date to consummate a business combination on a monthly basis for up to eight times by an additional month each time after May 25, 2023, without another shareholder vote, for up to a total of nine months to January 25, 2024, upon the deposit the lesser of (i) $0.035 per Class A Ordinary Share or (ii) an aggregate of $145,000 into the Trust Account, for each month of the extension period up to and until January 25, 2024, pro-rated for partial months during the extension period, resulting in a maximum contribution of $1,305,000. In connection with the extraordinary general meeting, the Company’s shareholders elected to redeem an aggregate of 24,670,594 ordinary shares, leaving 4,079,406 shares outstanding.  The Sponsor paid $142,779 for the first monthly extension on April 21, 2023. In connection with the extension, the Sponsor voluntarily converted 9,987,500 Class B ordinary shares of the Company it held as of such date into Class A ordinary shares, bringing the Class A ordinary shares outstanding total to 14,066,906.

On April 22, 2023, the Company withdrew $258,531,801 from the Trust Account in connection with the redemption. As approved by its shareholders at the Extraordinary Meeting, the Company amended its amended and restated memorandum and articles of association (the “Extension Amendment”). The Company filed the Extension Amendment with the Registrar of Companies of the Cayman Islands on April 21, 2023. The Extension Amendment changed the date by which the Company must consummate an initial business combination from April 25, 2023 to May 25, 2023, with the option to elect to extend the date to consummate a business combination on a monthly basis for up to eight times by an additional month each time after May 25, 2023, without another shareholder vote, upon two days’ advance notice prior to the applicable deadline, for a total of up to nine months to January 25, 2024, unless the closing of a business combination shall have occurred. The Company has made three additional extension payments of $142,779, as of July 25, 2023, bringing the total amount paid into the Trust Account to $571,116. As a result of the most recent extension payment, the Termination Date was extended to August 25, 2023.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Liquidity and Going Concern

As of June 30, 2023, the Company had a cash balance of $126,741 and working capital deficit of $3,069,412. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that the Company will not have enough cash to meet its obligations as they become due. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined above) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by August 25, 2023 (or through maximum monthly extension date of January 25, 2024 if extended), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or closing a business combination, the specific impact is not readily determinable as of the date these condensed financial statements are issued. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023, the Company assets held $3,027 in a Money Market which is considered a cash equivalent. The Company did not have any cash equivalents as of December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in U.S. Treasury securities and cash.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A –“Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $20,771,606, of which $20,235,416 were charged to shareholders’ (deficit) equity upon the completion of the Initial Public Offering and $536,190 were charged to operations in the period ending March 31, 2022.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(7,043,750)
Class A ordinary shares issuance costs	(20,235,416)
Plus:
Accretion of carrying value to redemption value	33,029,166
Remeasurement of carrying value to redemption value	4,369,343
Class A ordinary shares subject to possible redemption, December 31, 2022	$297,619,343
Less:
Redemption of Class A shares	(258,531,801)
Plus:
Remeasurement of carrying value to redemption value	4,592,389
Class A ordinary shares subject to possible redemption, June 30, 2023	$43,679,931

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,114,674	$157,524	$2,211,695	$774,093	$1,671,849	$451,682	$7,213,368	$2,876,501
Denominator:
Basic and diluted weighted average shares outstanding	17,616,665	2,489,560	28,750,000	10,062,500	23,152,577	6,255,110	24,779,006	9,881,215
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.08	$0.08	$0.07	$0.07	$0.29	$0.29

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
JUNE 30, 2023
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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion, cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company retrospectively adopted ASU 2020-06 on January 1, 2022 and the adoption did not have an impact on its financial position, results of operations or cash flows.

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
JUNE 30, 2023
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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 20, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. The Sponsor began providing the administrative services in May 2022.  Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these fees. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $60,000 in fees for these services. For the three and six months ended June 30, 2022, the Company incurred $20,000 and $20,000 in fees for these services, respectively.

Promissory Note — Related Party

On December 30, 2021, the Company issued an amended and restated unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2022, or the consummation of the Initial Public Offering. As of January 25, 2022, there was $250,115 outstanding under the Promissory Note. Subsequently, on January 27, 2022, the $250,115 outstanding under the Promissory Note was repaid.

On April 21, 2023, the Company issued an additional promissory note to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000.  The Promissory Note is non-interest bearing and payable upon the earlier of January 25, 2023 or the completion of a Business Combination.  As of June 30, 2023, the amount advanced under the Promissory Note was $428,338. The Company has made four total extension payments, as of July 25, 2023, bringing the total amount paid into the Trust Account to $571,116. As a result of the most recent extension payment, the Termination Date was extended to August 25, 2023.

Related Party Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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
JUNE 30, 2023
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

On March 13, 2023, the Company signed a fee reduction agreement with Cantor Fitzgerald in which the underwriters forfeited 80.17% of the deferred underwriting commissions resulting in a reduction of $12,125,000 with a remaining $3,000,000 that is deferred and payable upon the business combination. The reduction of the $12,125,000 resulted in a gain from forgiveness of deferred underwriting commissions of $297,062 and $11,827,938 was recorded to additional paid-in capital.

Finder’s Agreement
In February 2022, the Company entered into an agreement with a service provider to help identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an amount equal to $1,000,000, which would be contingent on the consummation of a Business Combination with a target that is introduced by the service provider. No payment under this agreement would be triggered in connection with the consummation of the Business Combination Agreement.

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

In addition, the Company may, in its reasonable discretion, pay to CCM a discretionary fee in an amount up to $1,000,000, payable only upon the closing of the Merger, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Merger warrants such additional fee.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
NOTE 7 — WARRANT LIABILITIES

Warrants — As of June 30, 2023 and December 31, 2022, there are 14,375,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable commencing on the later of one year from the closing of the Initial Public Offering and 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2023
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

As of June 30, 2023 and December 31, 2022, there are 13,000,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,079,406 and 28,750,000 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On April 22, 2023, the Sponsor voluntarily converted 9,987,500 Class B ordinary shares of the Company it held as of such date into 9,987,500 Class A ordinary shares of the Company. As a result, the Company has an aggregate of 75,000 and 10,062,500 shares of Class B common stock outstanding as of June 30, 2023 and December 31, 2022, respectively, of which an aggregate of up to 1,312,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25.9% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise their over-allotment option on January 25, 2022, a total of 1,312,500 Founder Shares are no longer subject to forfeiture.

Holders of Class B ordinary shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The remaining Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25.9% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of an interest in the target to the Company in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Money Market	1	$3,027	$—
Cash and marketable securities held in Trust Account	1	$43,679,931	$297,619,343

Liabilities:
Warrant liability – Public Warrants	1	287,500	287,500
Warrant liability – Private Placement Warrants	3	260,000	260,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2023	December 31, 2022
Stock price	$10.65	$10.26
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	immaterial %	5.9%
Risk-free rate	5.38%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 25, 2022	$6,370,000	$7,043,750	$13,413,750
Change in fair value	(6,110,000)	(4,168,750)	(10,278,750)
Transfer to Level 1	—	(2,875,000)	(2,875,000)
Fair value as of December 31, 2022	$260,000	$—	$260,000
Change in fair value	130,000	—	130,000
Fair value as of March 31, 2023	$390,000	$—	$390,000
Change in fair value	(130,000)	—	(130,000)
Fair value as of June 30, 2023	$260,000	$—	$260,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers in or out of Level 3 in the amount of $2,875,000 from other levels in the fair value hierarchy for the period from January 25, 2022 (initial public offering) through December 31, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions, that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 18, 2023, the Sponsor loaned the Company an additional $400,000 for working capital purposes under the additional promissory note to the Sponsor, which was not deposited into the Trust Account. The loan does not bear interest and shall be payable in full upon the consummation of a Business Combination. As of July 31, 2023, there was $971,117 in borrowings outstanding under the additional promissory note.

The Company made an additional extension payment of $142,779 on July 25, 2023 and approved an extension by an additional month. As a result, the Termination Date was extended by one month to August 25, 2023.

On August 2, 2023, the Company entered into an Amended and Restated Business Combination Agreement (the “A&R BCA”), by and among Murano PV, the Seller, Murano Global Investments Limited, a company incorporated under the laws of the Bailiwick of Jersey (“New PubCo”), PubCo, HoldCo (and together with Pubco, the “Dutch Entities”) and New CayCo (together with the Company, Murano PV, Seller, New PubCo, PubCo and HoldCo, the “New Murano Parties”).

The A&R BCA replaces in its entirety that certain Agreement (the “Initial BCA”) and was executed in order to facilitate an incorporation of the Surviving Company (as defined below) in the Bailiwick of Jersey instead of the Netherlands as previously provided for in the Initial BCA.

The Merger (as defined below) was unanimously approved by the Company’s Board of Directors and by Murano’s Board of Directors. If the A&R BCA is approved by the Company’s shareholders and Murano PV’s shareholders, and the transactions contemplated by the A&R BCA are consummated, (i) New CayCo will merge with and into the Company, the separate corporate existence of New CayCo will cease, and the Company will be the surviving company (the “Surviving Company”) and a wholly owned direct subsidiary of New PubCo (the “Merger”) and (ii) the Company will change its name to “Murano Global Hospitality Corp”. The Surviving Company is expected to be centrally managed and controlled from, and resident for tax purposes in, the United Kingdom.

Concurrently with the execution and delivery of the A&R BCA, the Company and the Sponsor entered into an amended and restated Sponsor Support Agreement (the “A&R SSA”). The A&R Sponsor Support Agreement replaces in its entirety that certain Sponsor Support Agreement, dated March 13, 2023, by and between the Company and the Sponsor (the “Initial SSA”) and was executed in order to facilitate the amended terms set forth in the A&R BCA.

Pursuant to the A&R SSA, Sponsor has agreed, among other things, to vote (or execute and return an action by written consent), or cause to be voted at the Company’s shareholder meeting (or validly execute and return and cause such consent to be granted with respect to), all of its Class A Ordinary Shares in favor of (A) the approval and adoption of the A&R BCA and approval of the Merger and all other transactions contemplated by the A&R BCA, (B) against any action, agreement or transaction or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the A&R BCA or that would reasonably be expected to result in the failure of the Merger from being consummated and (C) each of the proposals and any other matters necessary or reasonably requested by the Company for consummation of the Merger and the other transactions contemplated by the A&R BCA.

Pursuant to the A&R SSA, consistent with the Initial SSA, the Sponsor has agreed to forfeit 1,250,000 Class A Ordinary Shares and all of its warrants to purchase Class A Ordinary Shares upon the closing of the Merger.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2021, (inception) through June 30, 2023, were organizational activities, activities necessary to prepare for the Initial Public Offering (described below), and identification of a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and non-cash expense of changes in the fair value of warrants.

For the three months ended June 30, 2023, we had a net income of $1,272,198, which consists of interest earned on marketable securities held in the Trust Account of $1,745,580, interest income in bank of $3,027 and a change in fair value of warrant liabilities of $273,750, offset by operating costs of $750,159.

For the six months ended June 30, 2023, we had a net income of $2,123,531, which consists of interest earned on marketable securities held in the Trust Account of $4,164,051, interest income in bank of $3,027 and reduction of underwriting fee payable of $297,062 , offset by operating costs of $2,340,609.

For the three months ended June 30, 2022, we had a net income of $2,985,788, which consists of interest earned on marketable securities held in the Trust Account of $452,149 and change in fair value of warrant liabilities of $2,737,500, offset by operating costs of $162,138 and an unrealized loss on marketable securities held in our Trust Account of $41,723.

For the six months ended June 30, 2022, we had a net income of $10,089,869, which consists of interest earned on marketable securities held in the Trust Account of $547,651 and change in fair value of warrant liabilities of $10,676,250, offset by operating costs of $568,562, an unrealized loss on marketable securities held in our Trust Account of $29,280 and transaction cost incurred in connection with the IPO of $536,190.

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

For the six months ended June 30, 2023, cash used in operating activities was $595,682. Net income of $2,123,531 was affected by interest earned on marketable securities held in the Trust Account of $4,164,051 and reduction of deferred underwriter fees of $297,062. Changes in operating assets and liabilities provided $1,741,900 of cash for operating activities.

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

As of June 30, 2023, we had marketable securities held in the Trust Account of $43,679,931 (including approximately $1,641,652 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $126,741. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On April 19, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”). As approved by its shareholders at the Extraordinary Meeting, the Company amended its amended and restated memorandum and articles of association (the “Extension Amendment”). The Company filed the Extension Amendment with the Registrar of Companies of the Cayman Islands on April 21, 2023. As of June 30, 2023, the Sponsor paid $428,338 for monthly extensions. These payments are considered a Promissory Note from the Sponsor. The Company has made one additional extension payment of $142,779, as of July 25, 2023, bringing the total amount paid into the Trust Account to $571,116.  As a result of the most recent extension payment, the Termination Date was extended to August 25, 2023.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by August 25, 2023 (or through maximum monthly extension date of January 25, 2024 if extended), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our current cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. As of June 30, 2023, the Company incurred $60,000.

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

In addition, the Company may, in its reasonable discretion, pay to CCM a discretionary fee in an amount up to $1,000,000, payable only upon the closing of the Merger, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Merger warrants such additional fee.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion, cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2022 on a modified retrospective basis. The adoption of ASU 2020-06 did not have an impact our financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

HCM ACQUISITION CORP

Date: August 17, 2023	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 17, 2023	By:	/s/ James Bond
	Name:	James Bond
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)