Form 10-Q
period 2023-09-30
HCM Acquisition Corp
filed 2023-11-13
CIK 1845368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, there were 14,066,906 Class A ordinary shares, par value $0.0001 per share, and 75,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HCM ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HCM ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$79,103	$792,423
Prepaid expenses	87,538	187,750
Total Current Assets	166,641	980,173
Cash and marketable securities held in trust account	44,680,719	297,619,343
Total Assets	$44,847,360	$298,599,516

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,925,305	$1,213,665
Accrued offering costs	—	70,000
Promissory note - related party	1,256,675	—
Total current liabilities	5,181,980	1,283,665

Warrant liabilities	547,500	547,500
Deferred underwriting fee payable	3,000,000	15,125,000
Total Liabilities	8,729,480	16,956,165

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption; 4,079,406 and 28,750,000 shares issued and outstanding at redemption value at September 30, 2023 and December 31, 2022, respectively	44,680,719	297,619,343

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 9,987,500 and no issued and outstanding (excluding 4,079,406 and 28,750,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	999	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 75,000 and 10,062,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	1,006
Additional paid-in capital	11,827,938	—
Accumulated deficit	(20,391,783)	(15,976,998)
Total Shareholders’ Deficit	(8,562,839)	(15,975,992)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$44,847,360	$298,599,516

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating and formation costs	$1,517,629	$377,546	$3,858,238	$946,108
Loss from operations	(1,517,629)	(377,546)	(3,858,238)	(946,108)

Other income:
Interest income - bank	40	—	3,067	—
Reduction of deferred underwriting fee	—	—	297,062	—
Interest earned on marketable securities held in Trust Account	572,450	599,266	4,736,501	1,146,917
Unrealized gain on marketable securities held in Trust Account	—	824,061	—	794,781
Change in fair value of warrant liabilities	—	821,250	—	11,497,500
Transaction cost incurred in connection with Initial Public Offering	—	—	—	(536,190)
Total other income, net	572,490	2,244,577	5,036,630	12,903,008

Net (loss) income	$(945,139)	$1,867,031	$1,178,392	$11,956,900

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,066,906	28,750,000	20,090,739	26,117,216
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.07)	$0.05	$0.05	$0.33
Basic and diluted weighted average shares outstanding, Class B ordinary shares	75,000	10,062,500	4,172,436	9,942,308
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.07)	$0.05	$0.05	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	10,062,500	$1,006	$—	$(15,976,998)	$(15,975,992)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,418,471)	(2,418,471)

Reduction of Deferred Underwriting Fee			—	—	11,827,938	—	11,827,938

Net income	—	—	—	—	—	851,333	851,333

Balance — March 31, 2023	—	$—	10,062,500	$1,006	$11,827,938	$(17,544,136)	$(5,715,192)

Conversion of Class B shares to Class A shares	9,987,500	999	(9,987,500)	(999)	—	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,173,918)	(2,173,918)

Net income	—	—	—	—	—	1,272,198	1,272,198

Balance — June 30, 2023	9,987,500	$999	75,000	$7	$11,827,938	$(18,445,856)	$(6,616,912)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,000,788)	(1,000,788)

Net loss	—	—	—	—	—	(945,139)	(945,139)

Balance — September 30, 2023	9,987,500	$999	75,000	$7	$11,827,938	$(20,391,783)	$(8,562,839)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2022	10,062,500	$1,006	$23,994	$(15,786)	$9,214

Cash in excess of fair value of Private Placement Warrants	—	—	6,630,000	—	6,630,000

Accretion for Class A ordinary shares to redemption amount	—	—	(6,653,994)	(26,375,172)	(33,029,166)

Net income	—	—	—	7,104,081	7,104,081

Balance — March 31, 2022	10,062,500	$1,006	$—	$(19,286,877)	$(19,285,871)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(518,371)	(518,371)

Net income	—	—	—	2,985,788	2,985,788

Balance — June 30, 2022	10,062,500	$1,006	$—	$(16,819,460)	$(16,818,454)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,423,327)	(1,423,327)

Net income	—	—	—	1,867,031	1,867,031

Balance — September 30, 2022	10,062,500	$1,006	$—	$(16,375,756)	$(16,374,750)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,178,392	$11,956,900
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account and Money Market	(4,736,501)	(1,146,917)
Reduction of deferred underwriting fees	(297,062)	—
Unrealized gain on marketable securities held in Trust Account	—	(794,781)
Change in fair value of warrant liabilities	—	(11,497,500)
Transaction costs incurred in connection with IPO	—	536,190
Changes in operating assets and liabilities:
Prepaid expenses	100,212	(252,063)
Accrued expenses	2,711,640	485,184
Net cash used in operating activities	(1,043,319)	(712,987)

Cash Flows from Investing Activities:
Extension payments into the Trust Account	(856,676)	(293,250,000)
Cash withdrawn from Trust Account in connection with redemption	258,531,801	—
Net cash provided by (used in) investing activities	257,675,125	(293,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	13,000,000
Proceeds from advances from related party	385	—
Repayment of advances from related party	(385)	—
Proceeds from promissory note - related party	1,256,675	41,615
Repayment of promissory note – related party	—	(250,115)
Payment of offering costs	(70,000)	(359,050)
Redemption of ordinary shares	(258,531,801)	—
Net cash (used in) provided by financing activities	(257,345,126)	294,932,450

Net Change in Cash and Cash Equivalents	(713,320)	969,463
Cash and cash equivalents – Beginning of period	792,423	158
Cash and cash equivalents – End of period	$79,103	$969,621

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$70,000
Change in value of Class A ordinary share subject to possible redemption	$5,593,177	$1,941,698
Initial classification of Class A ordinary share subject to possible redemption	$—	$293,250,000
Reduction of deferred underwriting fees	$11,827,938	$—
Deferred underwriting fee payable	$—	$15,125,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and changes in fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

On January 25, 2022, the Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.003 per share. The sale of the Founder Shares to the Company’s directors and director’s nominees is within the scope of Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors was $546,750 or $7.29 per share.  The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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

On April 22, 2023, the Company withdrew $258,531,801 from the Trust Account in connection with the redemption. As approved by its shareholders at the Extraordinary Meeting, the Company amended its amended and restated memorandum and articles of association (the “Extension Amendment”). The Company filed the Extension Amendment with the Registrar of Companies of the Cayman Islands on April 21, 2023. The Extension Amendment changed the date by which the Company must consummate an initial business combination from April 25, 2023 to May 25, 2023, with the option to elect to extend the date to consummate a business combination on a monthly basis for up to eight times by an additional month each time after May 25, 2023, without another shareholder vote, upon two days’ advance notice prior to the applicable deadline, for a total of up to nine months to January 25, 2024, unless the closing of a business combination shall have occurred. The Company has made six additional extension payments of $142,779, as of October 23, 2023, bringing the total amount paid into the Trust Account to $999,453.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)
Liquidity and Going Concern

As of September 30, 2023, the Company had a cash balance of $79,103 and working capital deficit of $5,015,339. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that the Company will not have enough cash to meet its obligations as they become due. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined above) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by November 25, 2023 (or through maximum monthly extension date of January 25, 2024 if extended), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the current wars on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or closing a business combination, the specific impact is not readily determinable as of the date these condensed financial statements are issued. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023, the Company assets held $3,067 in a Money Market which is considered a cash equivalent. The Company did not have any cash equivalents as of December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in U.S. Treasury securities and cash.

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(7,043,750)
Class A ordinary shares issuance costs	(20,235,416)
Plus:
Accretion of carrying value to redemption value	33,029,166
Remeasurement of carrying value to redemption value	4,369,343
Class A ordinary shares subject to possible redemption, December 31, 2022	$297,619,343
Less:
Redemption of Class A shares	(258,531,801)
Plus:
Remeasurement of carrying value to redemption value	5,593,177
Class A ordinary shares subject to possible redemption, September 30, 2023	$44,680,719

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The Company calculates its earnings per share to allocate net income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,375,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$(940,127)	$(5,012)	$1,382,986	$484,045	$975,749	$202,643	$8,660,152	$3,296,748
Denominator:
Basic and diluted weighted average shares outstanding	14,066,906	75,000	28,750,000	10,062,500	20,090,739	4,172,436	26,117,216	9,942,308
Basic and diluted net income per ordinary share	$(0.07)	$(0.07)	$0.05	$0.05	$0.05	$0.05	$0.33	$0.33

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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 20, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. The Sponsor began providing the administrative services in May 2022.  Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these fees. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $90,000 in fees for these services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $50,000 in fees for these services, respectively.

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

On April 21, 2023, the Company issued an additional promissory note to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000.  The Promissory Note is non-interest bearing and payable upon the earlier of January 25, 2023 or the completion of a Business Combination.  As of September 30, 2023, the amount advanced under the Promissory Note was $856,676. The Company has made seven total extension payments, as of October 23, 2023, bringing the total amount paid into the Trust Account to $999,453. See Note 10 for subsequent payment and extension to November 25, 2023.

On July 18, 2023, the Sponsor loaned the Company an additional $400,000 for working capital purposes under the additional promissory note, dated April 21, 2023, to the Sponsor (the “Working Capital Note”), which was not deposited into the Trust Account. The loan does not bear interest and shall be payable in full upon the consummation of a Business Combination. As of September 30, 2023, there was $400,000 in borrowings outstanding under Working Capital Note for working capital.

Related Party Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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
SEPTEMBER 30, 2023
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

On March 13, 2023, the Company signed a fee reduction agreement with Cantor Fitzgerald in which the underwriters forfeited 80.17% of the deferred underwriting commissions resulting in a reduction of $12,125,000 with a remaining $3,000,000 that is deferred and payable upon the business combination. The reduction of the $12,125,000 resulted in a gain from forgiveness of deferred underwriting commissions of $297,062 recorded as reduction of underwriting fee payable on the income statement and $11,827,938 was recorded to additional paid-in capital.

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

Amended and Restated Business Combination Agreement

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)
NOTE 7 — WARRANT LIABILITIES

Warrants — As of September 30, 2023 and December 31, 2022, there are 14,375,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable commencing on the later of one year from the closing of the Initial Public Offering and 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2023
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

As of September 30, 2023 and December 31, 2022, there are 13,000,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 4,079,406 and 28,750,000 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On April 22, 2023, the Sponsor voluntarily converted 9,987,500 Class B ordinary shares of the Company it held as of such date into 9,987,500 Class A ordinary shares of the Company. As a result, the Company has an aggregate of 75,000 and 10,062,500 shares of Class B common stock outstanding as of September 30, 2023 and December 31, 2022, respectively, of which an aggregate of up to 1,312,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25.9% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise their over-allotment option on January 25, 2022, a total of 1,312,500 Founder Shares are no longer subject to forfeiture.

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

HCM ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)
NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Money Market	1	$3,067	$—
Cash and marketable securities held in Trust Account	1	$44,680,719	$297,619,343

Liabilities:
Warrant liability – Public Warrants	1	287,500	287,500
Warrant liability – Private Placement Warrants	3	260,000	260,000

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2023	December 31, 2022
Stock price	$10.99	$10.26
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	0.0%	5.9%
Risk-free rate	5.05%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 25, 2022	$6,370,000	$7,043,750	$13,413,750
Change in fair value	(6,110,000)	(4,168,750)	(10,278,750)
Transfer to Level 1	—	(2,875,000)	(2,875,000)
Fair value as of December 31, 2022	$260,000	$—	$260,000
Change in fair value	130,000	—	130,000
Fair value as of March 31, 2023	$390,000	$—	$390,000
Change in fair value	(130,000)	—	(130,000)
Fair value as of June 30, 2023	$260,000	$—	$260,000
Change in fair value	—	—	—
Fair value as of September 30, 2023	$260,000	$—	$260,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers out of Level 3 in the amount of $2,875,000 from other levels in the fair value hierarchy for the period from January 25, 2022 (initial public offering) through December 31, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions, that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 18, 2023, the Sponsor transferred $150,000 to the Company under the Working Capital Note to be used as working capital.

The Spnsor made an additional extension payment on behalf of the Company of  $142,779 on October 23, 2023, as part of the Promissory Note. As a result, the period of time that the Company has to complete its initial business combination was extended by one month to November 25, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2021, (inception) through September 30, 2023, were organizational activities, activities necessary to prepare for the Initial Public Offering (described below), and identification of a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account and changes in the fair value of warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and non-cash expense of changes in the fair value of warrants.

For the three months ended September 30, 2023, we had a net loss of $945,139, which consists of interest earned on marketable securities held in the Trust Account of $572,450, interest income in bank of $40, offset by operating costs of $1,517,629.

For the three months ended September 30, 2022, we had a net income of $1,867,031, which consists of interest earned on marketable securities held in the Trust Account of $599,266, an unrealized gain on marketable securities held in our Trust Account of $824,061 and change in fair value of warrant liabilities of $821,250, offset by operating costs of $377,546.

For the nine months ended September 30, 2023, we had a net income of $1,178,392, which consists of interest earned on marketable securities held in the Trust Account of $4,736,501, interest income in bank of $3,067 and reduction of underwriting fee payable of $297,062, offset by operating costs of $3,858,238.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,043,319. Net income of $1,178,392 was affected by interest earned on marketable securities held in the Trust Account of $4,736,501 and reduction of deferred underwriter fees of $297,062. Changes in operating assets and liabilities provided $2,811,852 of cash for operating activities.

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

As of September 30, 2023, we had marketable securities held in the Trust Account of $44,680,719 (including approximately $2,214,102 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $79,103. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On April 19, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”) where its shareholders approved the Extension Amendment. The Company filed the Extension Amendment with the Registrar of Companies of the Cayman Islands on April 21, 2023. As of September 30, 2023, the Sponsor paid $856,676. The Company has made seven total extension payments, as of October 23, 2023, bringing the total amount paid into the Trust Account to $999,453. As a result of the most recent extension payment, the Termination Date was extended to November 25, 2023.

On July 18, 2023, the Sponsor loaned the Company an additional $400,000 for working capital purposes under the Working Capital Note. The loan does not bear interest and shall be payable in full upon the consummation of a Business Combination. As of September 30, 2023, there was $400,000 in borrowings outstanding under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company does not obtain approval for an extension of the deadline or complete a Business Combination by November 25, 2023 (or through maximum monthly extension date of January 25, 2024 if extended), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our current cash balance raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and secretarial and administrative services. As of September 30, 2023, the Company incurred $90,000.

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

In February 2022, the Company entered into an agreement with a service provider to help identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an amount equal to $1,000,000, which would be contingent on the consummation of a Business Combination with a target that is introduced by the service provider. Payment of such amount is not triggered by and will not be due at the closing of the Merger.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
2.1
Business Combination Agreement, dated March 13, 2023, by and among HCM Acquisition Corp, MURANO PV, S.A. DE C.V., Elías Sacal Cababie, ES Agrupación, S.A. de C.V., Murano Global B.V., MPV Investment B.V., and Murano Global Cayman (incorporated by reference to Exhibit 2.1 on the Form 8-K filed with the SEC on March 15, 2023)

2.2
Amended and Restated Business Combination Agreement, dated August 2, 2023, by and among HCM Acquisition Corp, MURANO PV, S.A. DE C.V., Elías Sacal Cababie, ES Agrupación, S.A. de C.V., Murano Global B.V., MPV Investment B.V., and Murano Global Cayman (incorporated by reference to Exhibit 2.1 on the Form 8-K filed with the SEC on August 7, 2023)

10.1
Sponsor Support Agreement, dated August 2, 2023, by and among HCM Investor Holdings, LLC, the other holders of HCM Class B Ordinary Shares, and Murano PV, S.A. de C.V. (incorporated by reference to Exhibit 10.1 on the Form 8-K filed with the SEC on August 7, 2023)

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

HCM ACQUISITION CORP

Date: November 13, 2023	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ James Bond
	Name:	James Bond
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)